Form 10-K
period 2025-12-31
CenterPoint Energy Restoration Bond Co II, LLC; CENTERPOINT ENERGY HOUSTON ELECTRIC LLC
filed 2026-03-30
CIK 2072436, 48732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 333-288206

CenterPoint Energy Restoration Bond Company II, LLC

(Exact name of registrant (issuing entity) as specified in its charter)

Central Index Key Number (CIK): 0002072436

CenterPoint Energy Houston Electric, LLC

(Exact name of depositor and sponsor as specified in its charter)

Central Index Key Number (CIK): 0000048732

Delaware	39-2616236
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1111 Louisiana Street, Suite 4654B
Houston, Texas 77002	(713) 207-7414
(Address and zip code of principal executive offices)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐     No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes   ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

The aggregate market value of the member’s equity held by non-affiliates of the registrant as of June 30, 2025: None

Documents incorporated by reference: A portion of the proxy statement relating to the 2026 Annual Meeting of Shareholders of CenterPoint Energy, Inc. is incorporated by reference in Item 11 of Part III of this report.

PART I

Item 1. Business.

Omitted pursuant to General Instruction J of Form 10-K.

Item 1A. Risk Factors.

Omitted pursuant to General Instruction J of Form 10-K.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Omitted pursuant to General Instruction J of Form 10-K.

Item 2. Properties.

Omitted pursuant to General Instruction J of Form 10-K.

Item 3. Legal Proceedings.

Omitted pursuant to General Instruction J of Form 10-K.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted pursuant to General Instruction J of Form 10-K.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Omitted pursuant to General Instruction J of Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Omitted pursuant to General Instruction J of Form 10-K.

Item 8. Financial Statements and Supplementary Data.

Omitted pursuant to General Instruction J of Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Omitted pursuant to General Instruction J of Form 10-K.

Item 9A. Controls and Procedures.

Omitted pursuant to General Instruction J of Form 10-K.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

As of the date of this Annual Report on Form 10-K, CenterPoint Energy Restoration Bond Company II, LLC (the “Issuing Entity”) has four managers. Pursuant to the Issuing Entity’s Amended and Restated Limited Liability Company Agreement (the “LLC Agreement”), the Issuing Entity will be managed by managers to be appointed from time to time by the Member (currently CenterPoint Energy Houston Electric, LLC (“CEHE”)). At all times during which any of the Issuing Entity’s Series 2025-A Senior Secured System Restoration Bonds are Outstanding, and the Indenture remains in full force and effect (and otherwise in accordance with the Indenture) the Issuing Entity shall have at least one Independent Manager. Currently, Mr. Angelo serves as the Independent Manager of the Issuing Entity. Capitalized terms used in this paragraph and the following paragraph have the meanings assigned to them in the LLC Agreement.

Independent Manager is defined in the LLC Agreement as an individual who (1) has prior experience as an independent director, independent manager or independent member for special-purpose entities, (2) is employed by a nationally-recognized company that provides professional independent managers and other corporate services in the ordinary course of its business, (3) is duly appointed as an Independent Manager of the Issuing Entity and (4) is not and has not been for at least five years from the date of his or her or its appointment, and while serving as an Independent Manager of the Issuing Entity will not be, any of the following;

(i) a member, partner, or equity holder, manager, director, officer, agent, consultant, attorney, accountant, advisor or employee of the Issuing Entity, the Member or any of their respective equityholders or affiliates (other than as an Independent Manager or Special Member of the Issuing Entity or similar roles for any other special purpose bankruptcy-remote entity); provided, that the indirect or beneficial ownership of stock of the Member or its affiliates through a mutual fund or similar diversified investment vehicle with respect to which the owner does not have discretion or control over the investments held by such diversified investment vehicle shall not preclude such owner from being an Independent Manager;

(ii) a creditor, supplier or service provider (including provider of professional services) to the Issuing Entity, the Member or any of their respective equityholders or affiliates (other than a nationally-recognized company that routinely provides professional independent managers and other corporate services to the Issuing Entity, the Member or any of their affiliates in the ordinary course of its business);

(iii) a family member of any such Person described in clauses (i) or (ii) above; or

(iv) a Person that controls (whether directly, indirectly or otherwise) any of clauses (i), (ii) or (iii) above.

The following are the managers of the Issuing Entity as of the date of this Annual Report on Form 10-K:

Name	Age	Background

Jesus Soto, Jr.	59	Manager and President of the Issuing Entity since August 2025. Executive Vice President and Chief Operating Officer of CenterPoint Energy, Inc. (the ultimate holding company of CEHE) since August 2025. Mr. Soto, Jr. previously served as Executive Vice President, Utility Performance Solutions of Quanta Services, Inc. from October 2023 to July 2025, Chief Operating Officer for Mears Group, Inc. from September 2019 to September 2023, and Senior Vice President of Gas Operations for PG&E Corporation from May 2012 to July 2019. Prior to joining PG&E, he served as Vice President of Operations Services and Vice President of Engineering and Construction for the Pipeline Group of El Paso Corporation.

Russell K. Wright	42	Manager and Vice President and Chief Accounting Officer of the Issuing Entity since March 2026. Vice President and Chief Accounting Officer of CenterPoint Energy, Inc. since March 2026. Other offices previously held at CenterPoint Energy, Inc. include Vice President, Financial Planning and Analysis from August 2022 to March 2026, Interim Chief Accounting Officer from August 2023 to October 2023, Vice President, Financial Services and Special Projects from January 2022 to August 2022 and Director of Financial Services from January 2019 to January 2022. Prior to joining CenterPoint Energy, Inc., Mr. Wright served as Director of Technical Accounting for McDermott International Inc. from September 2016 to January 2019 and Audit Senior Manager at Deloitte & Touche, LLP from September 2013 to September 2016.

Patricia L. Martin	53	Manager and Vice President and Treasurer of the Issuing Entity since June 2025. Vice President and Treasurer of CenterPoint Energy, Inc. since April 2024. Ms. Martin served in various roles of increasing responsibility at Xcel Energy from 2016 to 2024, including as Assistant Treasurer from 2019 to 2024.

Bernard J. Angelo (Independent Manager)	56	Manager of the Issuing Entity since September 2025. Mr. Angelo joined Global Securitization Services, LLC in April 1997. Fortune 1000 companies have selected Mr. Angelo to serve as independent director for their SPV subsidiaries established to finance commercial real estate, energy infrastructure and many classes of financial assets.

Code of Conduct

The Issuing Entity is a wholly owned subsidiary of CEHE which in turn is an indirect wholly owned subsidiary of CenterPoint Energy, Inc. (“CenterPoint Energy”). CenterPoint Energy has adopted a code of ethics for its Chief Executive Officer and Senior Financial Officers, which group consists of its Chief Financial Officer, Chief Accounting Officer, Treasurer, Controller and other senior financial officers. CenterPoint Energy has also adopted an Ethics and Compliance Code applicable to all directors, officers and employees, including those of its subsidiaries. CenterPoint Energy maintains a corporate governance page on its website which includes key information about its corporate governance initiatives, including its Ethics and Compliance Code and its Code of Ethics for Chief Financial Officer and Senior Financial Officers. The corporate governance page can be found at https://investors.centerpointenergy.com/governance.

Item 11. Executive Compensation.

Other than the annual independent managers fee of $3,500 paid to Global Securitization Services, LLC, the Issuing Entity does not pay any compensation to its executive officers or managers.

The information required by this item with respect to CEHE is incorporated herein by reference to the material under Compensation Discussion and Analysis of the definitive proxy statement of CenterPoint Energy for its 2026 annual meeting of shareholders filed with the Securities and Exchange Commission on March 4, 2026.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

None.

Item 14. Principal Accountant Fees and Services.

Omitted pursuant to General Instruction J of Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	Documents filed as a part of this report:

1.	Financial Statements.

Not applicable.

2.	Financial Statement Schedules.

Not applicable.

3.	Exhibits required by Item 601 of Regulation S-K (exhibits marked with an asterisk are filed herewith and the others are incorporated by reference):

3.1	Certificate of Formation of CenterPoint Energy Restoration Bond Company II, LLC, dated as of June 5, 2025.

3.2	Amended and Restated Limited Liability Company Agreement of CenterPoint Energy Restoration Bond Company II, LLC, dated as of September 17, 2025.

4.1	Indenture by and among CenterPoint Energy Restoration Bond Company II, LLC, U.S. Bank Trust Company, National Association, as Indenture Trustee, and U.S. Bank National Association, as Securities Intermediary (including the forms of the System Restoration Bonds and the form of Series Supplement), dated as of September 17, 2025.

4.2	Series Supplement by and between CenterPoint Energy Restoration Bond Company II, LLC and U.S. Bank Trust Company, National Association, as Indenture Trustee, dated as of September 17, 2025.

*31.1	Certification.

*33.1	Report on assessment of compliance with servicing criteria for asset-backed securities for CenterPoint Energy Houston Electric, LLC.

*33.2	Assertion of compliance with applicable servicing criteria for U.S. Bank Trust Company, National Association.

*34.1	Attestation report on assessment of compliance with servicing criteria for asset-backed securities of Deloitte & Touche LLP on behalf of CenterPoint Energy Houston Electric, LLC.

*34.2	Attestation report on assessment of compliance with servicing criteria for asset-backed securities of Ernst & Young LLP on behalf of U.S. Bank Trust Company, National Association.

*35.1	Servicer compliance statement.

99.1	System Restoration Property Servicing Agreement by and between CenterPoint Energy Restoration Bond Company II, LLC and CenterPoint Energy Houston Electric, LLC, as Servicer, dated as of September 17, 2025.

99.2	System Restoration Property Sale Agreement by and between CenterPoint Energy Restoration Bond Company II, LLC and CenterPoint Energy Houston Electric, LLC, as Seller, dated as of September 17, 2025.

99.3	Administration Agreement by and between CenterPoint Energy Restoration Bond Company II, LLC and CenterPoint Energy Houston Electric, LLC, as Administrator, dated as of September 17, 2025.

(b)	Exhibits required by this Form and Item 601 of Regulation S-K (exhibits marked with an asterisk are filed herewith):

3.1	Certificate of Formation of CenterPoint Energy Restoration Bond Company II, LLC, dated as of June 5, 2025 (incorporated by reference to exhibit 3.1 included as an exhibit to the Issuing Entity’s Registration Statement on Form SF-1 filed June 20, 2025 (Registration No. 333-288206-01)).

3.2	Amended and Restated Limited Liability Company Agreement of CenterPoint Energy Restoration Bond Company II, LLC, dated as of September 17, 2025 (incorporated by reference to exhibit 3.1 included as an exhibit to the Issuing Entity’s Current Report on Form 8-K filed September 17, 2025 (Registration No. 333-288206-01)).

4.1	Indenture by and among CenterPoint Energy Restoration Bond Company II, LLC, U.S. Bank Trust Company, National Association, as Indenture Trustee, and U.S. Bank National Association, as Securities Intermediary (including the forms of the System Restoration Bonds and the form of Series Supplement), dated as of September 17, 2025 (incorporated by reference to exhibit 4.1 included as an exhibit to the Issuing Entity’s Current Report on Form 8-K filed September 17, 2025 (Registration No. 333-288206-01)).

4.2	Series Supplement by and between CenterPoint Energy Restoration Bond Company II, LLC and U.S. Bank Trust Company, National Association, as Indenture Trustee, dated as of September 17, 2025 (incorporated by reference to exhibit 4.2 included as an exhibit to the Issuing Entity’s Current Report on Form 8-K filed September 17, 2025 (Registration No. 333-288206-01)).

*31.1	Certification.

*33.1	Report on assessment of compliance with servicing criteria for asset-backed securities for CenterPoint Energy Houston Electric, LLC.

*33.2	Assertion of compliance with applicable servicing criteria for U.S. Bank Trust Company, National Association.

*34.1	Attestation report on assessment of compliance with servicing criteria for asset-backed securities of Deloitte & Touche LLP on behalf of CenterPoint Energy Houston Electric, LLC.

*34.2	Attestation report on assessment of compliance with servicing criteria for asset-backed securities of Ernst & Young LLP on behalf of U.S. Bank Trust Company, National Association.

*35.1	Servicer compliance statement.

99.1	System Restoration Property Servicing Agreement by and between CenterPoint Energy Restoration Bond Company II, LLC and CenterPoint Energy Houston Electric, LLC, as Servicer, dated as of September 17, 2025 (incorporated by reference to exhibit 10.1 included as an exhibit to the Issuing Entity’s Current Report on Form 8-K filed September 17, 2025 (Registration No. 333-288206-01)).

99.2	System Restoration Property Sale Agreement by and between CenterPoint Energy Restoration Bond Company II, LLC and CenterPoint Energy Houston Electric, LLC, as Seller, dated as of September 17, 2025 (incorporated by reference to exhibit 10.2 included as an exhibit to the Issuing Entity’s Current Report on Form 8-K filed September 17, 2025 (Registration No. 333-288206-01)).

99.3	Administration Agreement by and between CenterPoint Energy Restoration Bond Company II, LLC and CenterPoint Energy Houston Electric, LLC, as Administrator, dated as of September 17, 2025 (incorporated by reference to exhibit 10.3 included as an exhibit to the Issuing Entity’s Current Report on Form 8-K filed September 17, 2025 (Registration No. 333-288206-01)).

(c)	Not applicable.

Item 16. Form 10-K Summary.

None.

Item 1112(b). Significant Obligors of Pool Assets.

None.

Item 1114(b)(2). Credit Enhancement and Other Support, Except for Certain Derivatives Instruments.

None.

Item 1115(b). Certain Derivatives Instruments.

None.

Item 1117. Legal Proceedings.

None.

Item 1119. Affiliations and Certain Relationships and Related Transactions.

The Issuing Entity is a wholly owned subsidiary of CenterPoint Energy Houston Electric, LLC, which is the depositor, sponsor and servicer.

Item 1122. Compliance with Applicable Servicing Criteria.

See Exhibits 33.1, 33.2, 34.1 and 34.2 under Item 15.

Item 1123. Servicer Compliance Statement.

See Exhibit 35.1 under Item 15.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March, 2026.

CENTERPOINT ENERGY RESTORATION BOND COMPANY II, LLC,
as Issuing Entity

By:	CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC, as servicer

By:	/s/ Patricia L. Martin
	Name:	Patricia L. Martin
	Title:	Vice President and Treasurer (Senior officer in charge of the servicing function of the servicer)

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

No such annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to the Registrant’s security holders. The Registrant will not be sending an annual report or any proxy material to its security holders subsequent to the filing of this Annual Report on Form 10-K.